Form 10QSB
period 1995-03-31
HNB FINANCIAL GROUP
filed 1995-04-26
CIK 737213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995

Commission File No. 0-12752

HNB FINANCIAL GROUP
(Exact Name of Registrant as Specified in its Charter)


CALIFORNIA                                              95-3865133
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Reorganization)                        Identification No.)


16531 BOLSA CHICA,  HUNTINGTON BEACH, CALIFORNIA     92649
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number:   (714)  840-4681


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes   X         No


Aggregate market value of voting stock held by non-affiliates of the
registrant:   $5,429,041

927,951 of Common Stock were outstanding on March 31, 1995

FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

Consolidated Statements of Operations For Three Months (Unaudited)

Consolidated Statements of Operations For Nine Months (Unaudited)

Consolidated Statements of Cashflows (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Management's Discussion and Analysis

Other Items

Consolidated Balance Sheets
March 31, 1995 and March 31, 1994
(Unaudited)
                                                3/31/95      3/31/94
ASSETS

Cash and due from banks                     $ 5,125,000  $ 5,469,000
Interest bearing deposits                     1,291,000    3,590,000
Investment securities (note 1)
  Held-to-maturity securities                11,514,000    4,534,000
  Available for sale securities                       0    6,241,000
Federal funds sold                            7,450,000    5,550,000
Loans (note 2):
  Commercial                                 21,251,000   19,778,000
  Instalment                                 11,714,000   12,942,000
  Real Estate:
    Construction                              2,609,000    4,841,000
    Mortgage                                 29,895,000   27,323,000
                                             ----------   ----------
  Total Loans                                65,469,000   64,884,000
    Less allowance for losses                   897,000      949,000
    Less Deferred loan fees, net                550,000      452,000
                                             ----------   ----------
  Net loans and leases                       64,022,000   63,483,000
                                             ----------   ----------
Premises and equipment                          360,000      472,000
Accrued Interest and other assets               982,000    1,978,000
Goodwill                                        510,000      562,000
                                             ----------   ----------
                                            $91,254,000  $91,879,000
                                             ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY

Deposits:
        Demand                               23,469,000   24,239,000
        Savings and Money Market             39,653,000   43,455,000
        Time Certificates< $100,000           7,081,000    9,542,000
        Time Certificates> $100,000           9,371,000    3,537,000
                                            -----------  -----------
             Total deposits                  79,574,000   80,773,000
Accrued Interest and other liabilities          287,000      397,000
                                            -----------  -----------
             Total liabilities               79,861,000   81,170,000
                                            -----------  -----------
Shareholder's equity:
        Capital Stock:  20,000,000 shares
        authorized; 928,180 shares issued     9,533,000    9,523,000
        Retained Earnings                     1,860,000    1,186,000
                                            -----------  -----------
             Total equity                    11,393,000   10,709,000
                                            -----------  -----------
                                            $91,254,000  $91,879,000
                                            ===========  ===========

Consolidated Statements of Operations
For the Three Months Ended March 31, 1995 and 1994
(Unaudited)
                                                3/31/95      3/31/94
Interest Income:
        Loans, including fees                $1,743,000   $1,491,000
        Investments                             185,000      145,000
        Federal funds sold                       81,000       65,000
                                              ---------   ----------
             Total Interest Income            2,009,000    1,701,000
                                              ---------   ----------
Interest Expense:
        Savings and money market                369,000      286,000
        Time certificates < $100,000             93,000       24,000
        Time certificates > $100,000            115,000      105,000
                                              ---------   ----------
            Total interest expense              577,000      415,000
                                              ---------   ----------
            Net interest income               1,432,000    1,286,000

Provision for loan losses                       100,000      240,000
                                              ---------   ----------
            Net interest income after
              provision for loan losses       1,332,000    1,046,000

Other operating income:
        Service charges & other income          132,000      151,000
                                              ---------   ----------
            Total operating income            1,464,000    1,197,000
                                              ---------   ----------
Other operating expenses:
        Salaries and benefits                   529,000      508,000
        Equipment and occupancy                 245,000      268,000
        Miscellaneous                           544,000      562,000
                                              ---------   ----------
            Total operating expenses          1,318,000    1,338,000
                                              ---------   ----------

Earnings before taxes                           146,000     (141,000)

Income taxes                                     66,000      (60,000)
                                              ---------   -----------
Net earnings                                 $  80,000    $  (81,000)
                                              ---------   -----------

Earnings per share                                $0.09       $(0.09)

Weighted average number of shares               927,951       926,180

Consolidated Statements of Cashflows
For the Three Months ended March 31, 1995 and 1994
(Unaudited)
                                                   3/31/95       3/31/94
Net cash flows from operating activities:
  Net earnings                                  $   80,000    ($  81,000)
 Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Provision for loan losses                      100,000       240,000
    Depreciation                                    53,000        68,000
    Amortization of Goodwill                        13,000        14,000
    Loss on sale of OREO                                 0        57,000
    Write down of investment securities             50,000         8,000
    Net unrealized loss-AFS securities                   0        32,000
    Gain on sale of SBA loans                        4,000             0
    (Increase) decrease in deferred loan fees      (31,000)        9,000
    Decrease (increase) in accrued receivable
      and other assets                             106,000     ( 918,000)
    Increase (decrease) in accrued payable
      and other liabilities                              0        18,000
                                                ----------    ----------
Net cash provided by operating activities          375,000    (  553,000)
                                                ----------    ----------
Cash flows from investing activities:
  Net decrease (increase) in loans                 446,000     1,465,000
  Net (inc) dec in interest bearing deposits
    with banks, orig. mat. greater than 90 days    794,000       756,000
Proceeds from sale/matured securities              921,000     1,000,000
  Purchase of investment securities                      0    (2,018,000)
  Purchase of fixed assets                        ( 40,000)    (  42,000)
                                                ----------    ----------
Net cash (used in) provided by
  investing activities                           2,121,000     1,161,000
                                                ----------    ----------
Cashflows from financing activities:
  (Decrease) increase in non-interest
    demand deposits, net                           646,000     1,086,000
  (Decrease) increase in savings and
    money market deposits, net                  (1,160,000)   (4,552,000)
(Decrease) increase in time deposits               384,000    (4,463,000)
Capital stock issued                                10,000             0
                                                ----------    ----------
Net cash (used in) provided by
  financing activities                           ( 120,000)   (7,929,000)
                                                ----------    ----------
Net(decrease)increase in cash and cash
  equivalents                                    2,376,000    (7,321,000)
Cash and cash equivalents at beginning
  of period                                     11,490,000    18,538,000

Cash and cash equivalents at end of period      13,866,000    11,217,000

Notes to Consolidated Financial Statements
(Unaudited)

PART I

Item 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

HNB Financial Group (Company), a California corporation, was incorporated on August 4, 1983 for the purpose of acquiring all of the outstanding common shares of Huntington National Bank (Bank) through an exchange of one share of stock in the Company for each share of Bank stock outstanding.

The exchange of stock occurred July 12, 1984 when 353,933 shares of stock of Huntington National Bank were exchanged. With the completion of this exchange, the Company became a one-bank holding company subject to regulation by the Federal Reserve Board.

The bank is operated as an independent bank serving the greater Huntington Beach and Mid-Cities areas with a complete line of banking services. Services include checking accounts, savings accounts, money market accounts, certificates of deposit, bus iness and personal loans, and small business administration loans.

On November 2, 1994, the Company entered into an agreement with First Banks, Inc. and HNB Acquisition Company ("Acquisition Co."), the wholly -owned subsidiary of First Banks pursuant to which (I) the Company will be the surviving entity following th e merger of Acquisition Co. with and into HNB Financial Group, and (ii) each outstanding share of Common Stock will be converted into the right to receive cash in the amount of $10.90. The Board of Directors of the Company and First Banks believe th at the transaction will be consummated by the end of April, 1995. The Board of Directors of the Company believe that once the merger with First Banks has been completed, First Banks intends to merge the Company with and into Commercial Center Bancorp.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and the Bank.

All significant intercompany transactions have been eliminated in consolidation.

1 INVESTMENT SECURITIES

Investment securities are carried at cost, increased by accretion of discounts and decreased by the amortization of premiums.

A summary of carrying values and market values of investment securities as of March 31, 1995:
                          HELD-TO-MATURITY        AVAILABLE FOR SALE
                        Amortized       Fair     Amortized        Fair
                             Cost      Value          Cost       Value
US Treas Sec and
  Obligations of US
  Govt Corp and
  Agencies            10,054,000   9,845,000             0           0

Obligations of
  States and
  Political Subd       1,220,000   1,234,000             0           0

FRB Stocks               240,000     240,000             0           0
                      ----------  ----------     ---------   ---------
TOTALS                11,514,000  11,319,000             0           0
                      ----------  ----------     ---------   ---------

2 LOANS

Loans are stated at amounts advanced less payments received. Interest income on loans is accrued monthly as earned using the "simple interest" method. Except where reasonable doubt exists as to the collectibility of the interest, in which case the accrual of income is discontinued. Fees on loans, in excess of the estimated actual costs of processing, are deferred and amortized over the remaining life of the loan using either effective interest method or the straight-line method, whichever is applicable.

The provision for possible loan losses is based on management's evaluation of the loan portfolio under current economic conditions and such other factors which, in management's best judgment, deserve current recognition in estimating possible losses.

3 PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation which is charged to expense monthly on a straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the terms of the lea se, whichever is shorter.

4 STOCK OPTION PLANS

The Board of Directors approved an amended stock option plan on November 19, 1987, which authorizes the issuance of options to acquire up to 192,532 shares (after giving retroactive effect for stock dividends) of the Company's unissued common stock t o officers and other key personnel. Expiration dates for the options granted under the plan range from one to not more than ten years after their grant.

Options are granted with an exercise price equal to the fair market value of the common stock at the time of grant. Options to purchase 160,370 shares at a range of $5.65 to $6.60 per share were outstanding at March 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CHANGES IN FINANCIAL POSITION

At the end of the first quarter, total assets were at $91,294,000 compared to $91,879,000, a decrease of $585,000 from the same period last year.

Deposits decreased by $1,199,000 to $79,574,000 compared to $80,773,000 in the first quarter last year. Both interest bearing and noninterest bearing deposits contributed to the decrease.

Good loans remained very competitive among banks. However, as of the end of the first quarter, gross loans were at $65,469,000, $585,000 higher than the same period last year.

Loan to deposit ratio at the end of the quarter was at 83.46%.

Liquidity was adequate with maintenance of a good mix of short term U.S. government and agency securities, federal funds sold, and interest bearing certificates of deposit with other financial institutions. The Bank has a Federal Fund borrowing line with a major bank as a contingent funding source to meet unexpected decreases in deposits, and increases in funding needs.

Tier 1 capital and total capital to risk weighted assets were 15.28% and 16.54%, respectively. Tier 1 Capital to Adjusted total assets was 12.64%. Based on these ratios, the Company is considered as "well-capitalized".

The following table of rate-sensitive assets (RSA) and rate sensitive liabilities (RSL) reflects the Company's ability to withstand changes in market rates (in thousands).
           3 mos or less    4-6 mos     7-12 mos    1-5 yrs    over 5 yrs
RSA              56,666      1,599        2,538      15,959        6,855

RSL              51,600      1,677        2,457         140            0
                 ------     ------       ------      ------       ------
Gap               5,066     (   78)          81      15,819        6,855
                 ------     ------       ------      ------       ------
Gap/Assets         5.55%    (0.08%)        0.09%      17.33%        7.51%
                 ------     ------       ------      ------       ------

The majority of assets maturing in the over 5 year category are fully amortized installment loans. These loans, although long term in nature, have a historical record of being paid off within 3 to 3.5 years. The gap to assets ratios from zero to tw elve month time periods were within the maximum guideline range.

The schedule above includes savings and money market accounts.

CHANGES IN RESULTS OF OPERATIONS

The Company recorded a first quarter profit of $80,000, twice as much as 1994's year to date loss of $81,000.

Total interest income increased by $308,000 to $2,009,000, due largely to relatively higher interest rates and yields across all earning assets spectrum compared to 1994. Costs of funds likewise increased, albeit, the increase in interest expense was less than half the size of the increase in interest income. As a result, net interest income improved by $146,000 to $1,432,000 during the first quarter. Year to date loan loss provision was significantly lower than last year, $100,000 in 1995 versus $240,000 in 1994, respectively. There was no OREO at the end of the first quarter.

This year's loss on sale of other assets owned (boats, autos and mobile homes) was twice the amount of last year, $24,000 in 1995 compared to $12,000 in 1994, respectively. No OREO related loss or expense was recorded in 1995 versus $87,000 OREO exp ense in 1994.

A $50,000 investment loss provision was allocated to the Garden Grove Sanitation District and City of Placentia Municipal Securities who have invested funds in the infamous Orange County Investment Pool. This write down provision was undertaken as a n abundance of caution. However, based on recent communications with the principals of these two municipalities, it appeared that these two securities may be paid in full at maturity. The officers of these two municipalities have indicated that they intend to honor their obligations when due to preserve their rating. At least one of them have made necessary arrangement to do so. The $50,000 investment loss provision will likely be reversed during the second quarter when these securities matu re and are paid in full.

Noninterest income decreased by $19,000, while noninterest expenses decreased by $20,000, offsetting the reduction in noninterest income.

No nonrecurring adjustment was made during the second quarter.

PART II

Item 1.  LEGAL PROCEEDINGS

There are no material legal proceedings against the Company.

Item 2.  CHANGES IN SECURITIES

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Filed

        None required.

(b)  Reports of Form 8-K

        Not applicable.

SIGNATURES

The financial statements contained herein, in the opinion of management, reflect all adjustments which are necessary to present a fair statement of the results of operations for the period ended March 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                   HNB Financial Group


Dated:                                             By:
                                                   Kirk Bashore, President


Dated:                                             By:
                                                   Robert Green,
                                                   Executive Vice President