Form 10QSB/A
period 1995-03-31
HNB FINANCIAL GROUP
filed 1995-05-18
CIK 737213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB AMENDMENT

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

THIS AMENDMENT WAS FILED TO INCLUDE THE FINANCIAL DATA SCHEDULE IN EDGARLINK STANDARD FORMAT.

Exhibit Index
  Exhibit 27

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

                                                   HNB Financial Group


Dated: 5-18-95                                     By:
                                                   Kirk Bashore, President


Dated: 5-18-95                                     By:
                                                   Robert Green,
                                                   Executive Vice President